Form 10-K
period 2016-12-31
Wells Fargo Commercial Mortgage Trust 2015-C31
filed 2017-03-24
CIK 1654734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-195164-15

Central Index Key Number of the issuing entity: 0001654734

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

C-III Commercial Mortgage, LLC

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

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Sheraton Lincoln Harbor Hotel Mortgage Loan and the CityPlace I Mortgage Loan, which constituted approximately 6.1% and 4.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Sheraton Lincoln Harbor Hotel Mortgage Loan or the CityPlace I Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Sheraton Lincoln Harbor Hotel Mortgage Loan and the CityPlace I Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 11 Madison Avenue Mortgage Loan, which constituted approximately 3.1% of the asset pool of the issuing entity as of its cut-off date.  The 11 Madison Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 11 Madison Avenue Mortgage Loan and fifteen other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MAD 2015-11MD Mortgage Trust transaction (the “MAD 2015-11MD Transaction”). This loan combination, including the 11 Madison Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MAD 2015-11MD Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the trust and servicing agreement for the MAD 2015-11MD Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the MAD 2015-11MD Transaction.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Patrick Henry Mall Mortgage Loan and the 11 Madison Avenue Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFCMT 2015-SG1 Transaction, and the trust and servicing agreement for the MAD 2015-11MD Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountants’ attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 11 Madison Avenue Mortgage Loan and the Patrick Henry Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer of the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Prudential Asset Resources, Inc. is the primary servicer)  to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the 11 Madison Avenue Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as master servicer and special servicer of the 11 Madison Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as master servicer and special servicer of the 11 Madison Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian and KeyBank National Association as primary servicer and special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 11 Madison Avenue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the MAD 2015-11MD Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the MAD 2015-11MD Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MAD 2015-11MD Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of November 1, 2015, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, TriMont Real Estate Advisors,LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 8, 2015 under Commission File No. 333-195164-15 and incorporated by reference herein).

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

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 TriMont Real Estate Advisors, LLC, as Trust Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Prudential Asset Resources, Inc., as Primary Servicer

33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.1)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.2)

33.12 Wilmington Trust, National Association, as Trustee of the Sheraton Lincoln Harbor Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.4)

33.14 Wells Fargo Bank, National Association, as Custodian of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.5)

33.15 TriMont Real Estate Advisors, LLC, as Trust Advisor of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.6)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.7)

33.17 National Tax Search, LLC, as Servicing Function Participant of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.8)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan (see Exhibit 33.1)

33.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (see Exhibit 33.2)

33.20 Wilmington Trust, National Association, as Trustee of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the CityPlace I Mortgage Loan (see Exhibit 33.4)

33.22 Wells Fargo Bank, National Association, as Custodian of the CityPlace I Mortgage Loan (see Exhibit 33.5)

33.23 TriMont Real Estate Advisors, LLC, as Trust Advisor of the CityPlace I Mortgage Loan (see Exhibit 33.6)

33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the CityPlace I Mortgage Loan (see Exhibit 33.7)

33.25 National Tax Search, LLC, as Servicing Function Participant of the CityPlace I Mortgage Loan (see Exhibit 33.8)

33.26 Wells Fargo Bank, National Association, as Primary Servicer (only with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.1)

33.27 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.9)

33.28 Rialto Capital Advisors, LLC, as Special Servicer of the Patrick Henry Mall Mortgage Loan

33.29 Wilmington Trust, National Association, as Trustee of the Patrick Henry Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.4)

33.31 Wells Fargo Bank, National Association, as Custodian of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.5)

33.32 TriMont Real Estate Advisors, LLC, as Trust Advisor of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.6)

33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.7)

33.34 National Tax Search, LLC, as Servicing Function Participant of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.8)

33.35 KeyBank National Association, as Master Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.36 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.37 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.4)

33.39 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 TriMont Real Estate Advisors, LLC, as Trust Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Prudential Asset Resources, Inc., as Primary Servicer

34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.1)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.2)

34.12 Wilmington Trust, National Association, as Trustee of the Sheraton Lincoln Harbor Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.4)

34.14 Wells Fargo Bank, National Association, as Custodian of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.5)

34.15 TriMont Real Estate Advisors, LLC, as Trust Advisor of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.6)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.7)

34.17 National Tax Search, LLC, as Servicing Function Participant of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.8)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan (see Exhibit 34.1)

34.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (see Exhibit 34.2)

34.20 Wilmington Trust, National Association, as Trustee of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the CityPlace I Mortgage Loan (see Exhibit 34.4)

34.22 Wells Fargo Bank, National Association, as Custodian of the CityPlace I Mortgage Loan (see Exhibit 34.5)

34.23 TriMont Real Estate Advisors, LLC, as Trust Advisor of the CityPlace I Mortgage Loan (see Exhibit 34.6)

34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the CityPlace I Mortgage Loan (see Exhibit 34.7)

34.25 National Tax Search, LLC, as Servicing Function Participant of the CityPlace I Mortgage Loan (see Exhibit 34.8)

34.26 Wells Fargo Bank, National Association, as Primary Servicer (only with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.1)

34.27 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.9)

34.28 Rialto Capital Advisors, LLC, as Special Servicer of the Patrick Henry Mall Mortgage Loan

34.29 Wilmington Trust, National Association, as Trustee of the Patrick Henry Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.4)

34.31 Wells Fargo Bank, National Association, as Custodian of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.5)

34.32 TriMont Real Estate Advisors, LLC, as Trust Advisor of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.6)

34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.7)

34.34 National Tax Search, LLC, as Servicing Function Participant of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.8)

34.35 KeyBank National Association, as Master Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.36 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.37 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.4)

34.39 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.5

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

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan (see Exhibit 35.1)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (see Exhibit 35.2)

35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the CityPlace I Mortgage Loan (see Exhibit 35.3)

35.11 Wells Fargo Bank, National Association, as Primary Servicer (only with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan

35.12 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan

35.13 Rialto Capital Advisors, LLC, as Special Servicer of the Patrick Henry Mall Mortgage Loan

35.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Patrick Henry Mall Mortgage Loan

35.15 KeyBank National Association, as Master Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.16 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan

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

(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 23, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of November 1, 2015, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, TriMont Real Estate Advisors,LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 8, 2015 under Commission File No. 333-195164-15 and incorporated by reference herein).

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

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 TriMont Real Estate Advisors, LLC, as Trust Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Prudential Asset Resources, Inc., as Primary Servicer

33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.1)

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.2)

33.12 Wilmington Trust, National Association, as Trustee of the Sheraton Lincoln Harbor Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.4)

33.14 Wells Fargo Bank, National Association, as Custodian of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.5)

33.15 TriMont Real Estate Advisors, LLC, as Trust Advisor of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.6)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.7)

33.17 National Tax Search, LLC, as Servicing Function Participant of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 33.8)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan (see Exhibit 33.1)

33.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (see Exhibit 33.2)

33.20 Wilmington Trust, National Association, as Trustee of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the CityPlace I Mortgage Loan (see Exhibit 33.4)

33.22 Wells Fargo Bank, National Association, as Custodian of the CityPlace I Mortgage Loan (see Exhibit 33.5)

33.23 TriMont Real Estate Advisors, LLC, as Trust Advisor of the CityPlace I Mortgage Loan (see Exhibit 33.6)

33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the CityPlace I Mortgage Loan (see Exhibit 33.7)

33.25 National Tax Search, LLC, as Servicing Function Participant of the CityPlace I Mortgage Loan (see Exhibit 33.8)

33.26 Wells Fargo Bank, National Association, as Primary Servicer (only with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.1)

33.27 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.9)

33.28 Rialto Capital Advisors, LLC, as Special Servicer of the Patrick Henry Mall Mortgage Loan

33.29 Wilmington Trust, National Association, as Trustee of the Patrick Henry Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.4)

33.31 Wells Fargo Bank, National Association, as Custodian of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.5)

33.32 TriMont Real Estate Advisors, LLC, as Trust Advisor of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.6)

33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.7)

33.34 National Tax Search, LLC, as Servicing Function Participant of the Patrick Henry Mall Mortgage Loan (see Exhibit 33.8)

33.35 KeyBank National Association, as Master Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.36 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.37 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.38 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.4)

33.39 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 TriMont Real Estate Advisors, LLC, as Trust Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Prudential Asset Resources, Inc., as Primary Servicer

34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.1)

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.2)

34.12 Wilmington Trust, National Association, as Trustee of the Sheraton Lincoln Harbor Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.4)

34.14 Wells Fargo Bank, National Association, as Custodian of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.5)

34.15 TriMont Real Estate Advisors, LLC, as Trust Advisor of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.6)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.7)

34.17 National Tax Search, LLC, as Servicing Function Participant of the Sheraton Lincoln Harbor Hotel Mortgage Loan (see Exhibit 34.8)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan (see Exhibit 34.1)

34.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (see Exhibit 34.2)

34.20 Wilmington Trust, National Association, as Trustee of the CityPlace I Mortgage Loan (Omitted. See Explanatory Notes.)

34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the CityPlace I Mortgage Loan (see Exhibit 34.4)

34.22 Wells Fargo Bank, National Association, as Custodian of the CityPlace I Mortgage Loan (see Exhibit 34.5)

34.23 TriMont Real Estate Advisors, LLC, as Trust Advisor of the CityPlace I Mortgage Loan (see Exhibit 34.6)

34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the CityPlace I Mortgage Loan (see Exhibit 34.7)

34.25 National Tax Search, LLC, as Servicing Function Participant of the CityPlace I Mortgage Loan (see Exhibit 34.8)

34.26 Wells Fargo Bank, National Association, as Primary Servicer (only with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.1)

34.27 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.9)

34.28 Rialto Capital Advisors, LLC, as Special Servicer of the Patrick Henry Mall Mortgage Loan

34.29 Wilmington Trust, National Association, as Trustee of the Patrick Henry Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.4)

34.31 Wells Fargo Bank, National Association, as Custodian of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.5)

34.32 TriMont Real Estate Advisors, LLC, as Trust Advisor of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.6)

34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.7)

34.34 National Tax Search, LLC, as Servicing Function Participant of the Patrick Henry Mall Mortgage Loan (see Exhibit 34.8)

34.35 KeyBank National Association, as Master Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.36 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.37 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.38 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.4)

34.39 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.5

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

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the CityPlace I Mortgage Loan (see Exhibit 35.1)

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CityPlace I Mortgage Loan (see Exhibit 35.2)

35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the CityPlace I Mortgage Loan (see Exhibit 35.3)

35.11 Wells Fargo Bank, National Association, as Primary Servicer (only with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan

35.12 Prudential Asset Resources, Inc., as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the Patrick Henry Mall Mortgage Loan

35.13 Rialto Capital Advisors, LLC, as Special Servicer of the Patrick Henry Mall Mortgage Loan

35.14 Wells Fargo Bank, National Association, as Certificate Administrator of the Patrick Henry Mall Mortgage Loan

35.15 KeyBank National Association, as Master Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.16 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan

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